Form 10-K
period 2018-12-31
Toyota Auto Receivables 2017-C Owner Trust
filed 2019-03-21
CIK 1709987

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
  ☐Yes   ☒No
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
  ☒Yes    ☐No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
  ☐Yes    ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

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

Item 1117 of Regulation AB.  Legal Proceedings.

As previously disclosed by Toyota Motor Credit Corporation (“TMCC”), TMCC has received a request for documents and information from the New York State Department of Financial Services relating to its lending practices (including fair lending), and a request for documents and information pursuant to a civil investigative demand from the Commonwealth of Massachusetts Office of the Attorney General relating to TMCC’s financing of guaranteed auto protection (GAP) insurance products on retail contracts.  TMCC provided the requested documents and information, but has not had further communication with either agency regarding their respective reviews.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and a companion class action case involving additional trusts (collectively, the “BlackRock cases”). Some of the trusts implicated in the aforementioned BlackRock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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
Item 14.          Principal Accounting Fees and Services.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of TMCC and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2018 (the “2018 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2018, and for the 2018 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB.  Servicer Compliance Statement.

TMCC has been identified by the registrant as a servicer during the 2018 Reporting Period with respect to the pool assets owned by the Trust.  TMCC has provided a statement of compliance for the 2018 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 21, 2019.
33.1*	Report on Assessment of Compliance with Servicing Criteria for Toyota Motor Credit Corporation, dated March 21, 2019.
33.2*	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, dated February 28, 2019.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 21, 2019.

34.2*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, dated February 28, 2019.
35.1*	Servicer Compliance Statement, dated March 21, 2019, of Toyota Motor Credit Corporation.
_____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2019	Toyota Auto Finance Receivables LLC (Depositor) By: /s/ Cindy Wang Cindy Wang President, Chief Executive Officer & Chief Financial Officer (Senior officer in charge of securitization of the depositor)

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